Form 10-K
period 2022-12-31
CATTHIS HOLDINGS CORP
filed 2023-04-14
CIK 1911500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-264963

catTHIS HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1990019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A-9-3, Northpoint Office, Mid Valley City, Lingkaran Syed Putra,
59200 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +60397756029

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock		OTC Market

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2022
Common Stock, $.0001 par value	126,737,500

catTHIS Holdings Corp

FORM 10-K

For the Fiscal Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “catTHIS Holdings” are references to catTHIS Holdings Corp, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

catTHIS Holdings Corp. was incorporated on January 4, 2021 under the laws of the state of Nevada.

The Company, through its subsidiary, engaged in providing digital marketing services.

On June 25, 2021, the Company acquired 100% of the equity interests in catTHIS Holdings Corp. (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	catTHIS Holdings Corp.	Labuan / January 26, 2021	100 share of ordinary share of US$1 each	Digital marketing service provider

Business Overview

Note: The purpose of the Labuan, Malaysia Company is to function as the current regional hub, carrying out the majority of physical operations of the Company. Initially, we intend for our services to cover the whole of mainland of Malaysia. The Labuan company is part of our international business structure that encompasses our expansion plans and provides other trade and tax benefits.

catTHIS Holdings Corp., a Nevada Corporation, is a company that operates through its wholly owned subsidiary, catTHIS Holdings Corp., a Company organized in Labuan, Malaysia. The Nevada and Malaysia corporations share the same exact business plan.

We are a startup early-stage company that intend to provide digital marketing services through technology. Its leading mobile application “catTHIS” is a digital catalogue management platform that allows users to upload and share PDF catalogues anywhere and from any devices for free. This environmental-friendly service would significantly bring down the number of physical printed catalogues, newspaper advertisement, magazines and other printed materials. The key feature of this digital catalogue management platform is its engagement metrics, which are extremely useful for users to understand how well its catalogue is reaching their audience.

Our Services

Our leading mobile application “catTHIS” is a digital catalogue management platform that allows users to upload and share PDF catalogues anywhere and from any devices for free. This environmental-friendly service would significantly bring down the number of physical printed catalogues, newspaper advertisement, magazines and other printed materials. The key feature of this digital catalogue management platform is its engagement metrics, which are extremely useful for users to understand how well its catalogue is reaching their audience as following:

1.	Upload – This function allows users to advertise by uploading PDF catalogues, images and description and it is using multiple methods (visual, descriptive and informative) to promote the products and services of the sellers.

2.	Video – This function allows the uploader to embed a Youtube Video to better enhance the description of the catalogues.

3.	QR Scanner – Users can just scan the catalogues and save it without going through the sometimes, long download and saving process.

4.	Share – The catalogue can be effortlessly shared with people who do not have the catTHIS App installed either through Whatsapp, Wechat or any other such social media platforms.

5.	Privatize – The ‘Privatize’ function enables additional approval for dedicated recipients. This allow the uploader of the catalogue marked private to decide the extent of information to be shared with the receiver.

6.	Editing – The App also allows for editing updates or changes to be incorporated directly into the format in the app. Catalogues are thus automatically updated and users do not need to print a new set of catalogues which can be costly, especially if the changes are minor.

7.	Analytics – The analytics function allows users to gain real-time data on the catalogues they have uploaded.

8.	Organize – The organize function helps users to save their catalogues and organize them into folders. This allows users to save a large number of catalogues without the use of additional space on their mobile devices.

9.	News and Events – This function allows users to push for news and events to selected catalogue followers.

10.	Chat function – The chat function allows for two-way communication between users (buyer and seller). This acts as a feedback loop to the seller as they can gather feedback from buyers instantly and be more responsive.

Competition

Our existing product is a combination between social media marketing, cloud storage and file management system. We see a demand in this space of which no direct competitors are providing the same services in South East Asia. Our distinctive e-catalogue management system is different from those features offered by existing social media platform such as Facebook, Instagram, Dropbox, Google Drive and etc.

Core competency

Ability of digital catalogue platform to connect user and potential seller catTHIS App allows user to save digital catalogue and marketing materials effortlessly by using QR scanner which allow for quicker progression in marketing events as the visitors can just scan through their QR scanner for marketing materials. The App also have the ability to allow users to gain access to real-time data whenever there is an update or editing action being taken by the catalogue uploader, thus users do not need to print a new set of catalogues which can be costly, especially if the changes are minor.

In addition, the chat function also allows for the sales process to be faster compared to the physical catalogue which requires the buyer to contact the representative from the seller for further action. The chat function can act as customer service and repeat sales channel as sellers can continuously promote their products and services with their buyers and buyers can contact their sellers for after-sales services such as maintenance services.

Targeted marketing through big data and analytics The analytics function allows users to find out the number of people that have downloaded or saved the catalogues which allow users to track and gain information on potential sales. An user’s act of downloading or saving the catalogue is a behavioral cue that they might have some interest in the products and services highlighted by the catalogue. The probability of converting such users into actual buyers is higher than those that shows no interest. Sellers can then better target their marketing efforts on the catTHIS App by focusing on the data provided by the App to increase the success rate of their marketing campaigns.

catTHIS intend to provide targeted marketing services to retailers where they can leverage this data at a low fee while complying with data protection regulations to reach out to prospective app users. Retailers will be able to avail catTHIS targeted marketing feature to target potential app users in a specific country by identifying their targeted market based on selected tags associated with the product or service catalogue. For instance, a furniture company can specifically target potential app user by filtering those who have downloaded or have seen catalogues related to furniture in the past one month.

Employees

Our only employee is our Mr. Yeo, our chief executive officer. We employ nine independent contractors who provide technical and administrative support. Mr. Yeo and our contractors devote up to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employees, Officers and/or Directors.

Government Regulation

At present, we are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We lease 1,841 square foot office space for a monthly rental of MYR 6,500 from December 1, 2021 to November 30, 2022 and RM7,000 from December 1, 2022 to November 30, 2023 Our executive offices and operations are located in this space. The space is located in an office building at A-9-3, Northpoint Office, Mid Valley City, Lingkaran Syed Putra, 59200 Kuala Lumpur, Malaysia. We believe this office space is sufficient for our needs for 2 years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of December 31, 2022, we had 126,737,500 shares of our Common Stock par value, $.0001 issued and outstanding. There were 119 beneficial owners of our Common Stock.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2022.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

catTHIS Holdings Corp., was incorporated in the State of Nevada on January 4, 2021 and it operates through its wholly owned subsidiary, catTHIS Holdings Corp., a Company organized in Labuan, Malaysia. The Nevada and, Malaysia corporations share the same exact business plan.

We are an online platform that provides digital catalogue management service to retailers. Our app “catTHIS” enables users to save PDF catalogues and organize them in a customized way. Users can download the mobile app from Google Play (https://play.google.com/store/apps/details?id=com.incredibleqr.mycatthis.production) or App Store (https://apps.apple.com/us/app/catthis/id1211749794), or access our web-based digital catalogue management system via https://catthis.com/.

We are a startup early-stage company that intend to provide digital marketing services through technology. Its leading mobile application “catTHIS” is a digital catalogue management platform that allows users to upload and share PDF catalogues anywhere and from any devices for free. This environmental-friendly service would significantly bring down the number of physical printed catalogues, newspaper advertisement, magazines and other printed materials. The key feature of this digital catalogue management platform is its engagement metrics, which are extremely useful for users to understand how well its catalogue is reaching their audience.

Results of Operations for the year ended December 31, 2022 and 2021

Revenues

The Company generated revenue of $193,614 and $4,827 for the year ended December 31, 2022 and 2021. The revenue represented income generated was a result of branding and marketing service fees paid by corporate clients which include catalogue management services, video production and live streaming services via green-screen studio production. All these services are provided by the Company’s own inhouse production team and the resulted video and live stream are broadcasted at the client’s website. The revenue derived is not dependent on the number of users of catTHIS app.

Currently the Company has yet to generate any advertising revenue as direct result of catTHIS’s app user big data and does not plan to charge app users solely on catalogue management services. The Company intend to monetize app user data in the future via advertising sales to corporate clients in two methods, namely advertising space within the app and active push notifications to targeted users.

The Company target to start monetizing on the app user big data when the number of app users exceed 100,000.

Cost of Revenue and Gross Margin

For the year ended December 31, 2022 and 2021, cost incurred in providing marketing and studio production services is $91,488 and $3,017. The Company generates gross profits of $102,126 and $1,810 for the year ended December 31, 2022 and 2021.

Other Income

The Company recorded an amount of $8,343 and $356 as other income for the year ended December 31, 2022 and 2021 respectively. This income which was primarily gain from foreign currency translation arise during bank remittance of shares subscription and day to day operations.

Selling and Distribution Expenses

Selling and distribution expenses for the year ended December 31, 2022 and 2021 amounted to $24,747 and $28,873 respectively. These expenses comprised expenses of advertising and transportation fee.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 and 2021 amounted to $354,045 and $281,825 respectively. These expenses were primarily comprised of professional fees consultation fees, and cost of upkeep of office. The nature of the consultation fee is related to the group’s business expansion and management consultation fee.

Other Operating Expenses

General and administrative expenses for the year ended December 31, 2022 and 2021 amounted to $31,061 and $4,065 respectively. These expenses were primarily comprised of depreciation of property, plant and equipment, amortization of intangible assets and leased right-of-use assets.

Net Loss

The net loss for the year was $299,384 for the year ended December 31, 2022 as compared to $312,597 for the year ended December 31, 2021. The decrease in net loss of $13,211 can be contributed to improve in sales and reduced in administrative expenses.

Cash Used In Operating Activities

For the year ended December 31, 2022 and 2021, net cash used in operating activities was $318,730 and $310,367. The cash used in operating activities were attributable to selling and distribution costs, and professional fees.

Cash Used In Investing Activities

For the year ended December 31, 2022 and 2021, net cash used in investing activities was $3,496 and $66,906. This was mainly arising from the purchase of property, plant and equipment.

Cash Provided In Financing Activities

For the year ended December 31, 2022 and 2021, net cash used in financing activities was $0 and net cash provided by financing activities was $716,412 respectively. The financing cash flow performance for period ended 2021 primarily reflects the receipts from issuance of founder and private placement shares.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $5,850 as compared to $345,678 as of December 31, 2021. We expect increased levels of operating activities going forward will result in more significant cash inflows.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for catTHIS Holdings Corp. and its subsidiariy for the year ended December 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of catTHIS Holdings Corp. and its wholly owned subsidiary, catTHIS Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the year reported. Actual results may differ from these estimates.

Intangible assets, net

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the year ended December 31, 2022 the Company determined there were no indicators of impairment of intangible assets.

The amortization is provided on straight line method so as to write off the amortization amount of the respective classes of intangible assets as follows:

Rate %

Intangible asset	20%

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Categories	Estimated useful life	Depreciation rate
Office equipment	10 years	10%
Photography and videography equipment	5 years	20%

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations

Lease

The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term in accordance with ASC 842.

The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of technical consultancy on solar power system and consultancy on green energy solution.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“MYR”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from MYR into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended December 31,
	2022	2021

Year-end RM: US$1 exchange rate	4.4130	4,1660
Year-average RM: US$1 exchange rate	4.4005	4.1430

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer cum Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer cum Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Yeo Choon Pin	55	Director, Chief Executive Officer, President, Chief Financial Officer and Secretary

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Yeo Choon Pin – Chief Executive Officer, Chief Financial Ofiicer, Director

Mr. Yeo is our sole director and executive officer. For more than 30 years, Mr. Yeo has been actively involved in media and publishing industries, during which he has developed an extensive international network and resources. In 2002, he was elected as a Council Member in Singapore Confederation of Industries (now known as the Singapore Manufacturing Federation), and was instrumental in supporting numerous incoming and outgoing trade delegations in Asia. In 2003, Mr. Yeo was invited by the Malaysian government to relocate its operation into Malaysia, and shortly after, established the Automation Technology Industry Group under the aegis of Federation of Malaysian Manufacturers (FMM) and became the first Chairman representing the voice of the industrial automation industry in Malaysia. In 2004, after the launch of the Thailand Elite Club by Tourism Authority of Thailand, Mr. Yeo was appointed as Vice President that represents the Thailand Elite Membership Project in Singapore and Malaysia. In 2007, he was appointed by Board of Investments (BOI) of Thailand to assist in the collaboration programs of the Alliance of Supporting Industries Association (ASIA) and making Automation Technology Group in Thailand as the 14th industry grouping in the alliance. In 2020, he was appointed Secretary of Communication and Media of Brunei Darussalam BIMP-EAGA Business Council (BDBEBC), an umbrella organization for the private sector in the subregion and enjoys “fifth country” status in EAGA co-operation. Also in 2020, Mr. Yeo was also appointed as Chairman (Singapore Representative) of ASEAN Chamber of Commerce and Industry.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our director has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Director and our Executive officer have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent member of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Director evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, Yeo Choon Pin, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2022, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yeo Choon Pin, Chief Executive Officer, President, Chief Financial Officer, Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our director does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2022, the Company has 126,737,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2022, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Yeo Choon Pin, Chief Executive Officer, Chief Financial Officer, Director	60,495,000	47.73%	47.73%

All of executive officers and director as a group	60,495,000	47.73%	47.73%

5% or greater shareholders (excluding officers/directors)
SEATech Ventures Corp. Address: 11-05 & 11-06, Tower A Ave 3, Vertical Business Suite, Jalan Kerinchi Bangsar South, 59200 Kuala Lumpur	19,000,000	14.99%	14.99%
Bezeus Sdn. Bhd. 3A, Jalan Lazat 1, Taman Bukit Indah, 58200 Kuala Lumpur, Malaysia	12,000,000	9.47%	9.47%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (126,737,500 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 126,737,500 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

As at December 31, 2022, we have paid consulting fees in total amount of $262,820 to SEATech Ventures (HK) Limited with $104,238 paid in year 2021 and $158,582 paid in year 2022. The nature of this consulting fee is related to the group’s business mentoring, nurturing, incubation services and corporate development, fund raising strategy and other related advisory services. SEATech Ventures (HK) Limited is a subsidiary of SEATech Ventures Corp.(2) which owns 14.99% our common stock at the date of this prospectus. We may continue to use the services of SEATech in the future. You have no assurance substantially identical services would not be available from unrelated third parties at a lower cost.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021
Audit fees	$24,040	$12,094
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$24,040	$12,094

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this Annual Report:

Financial Statements

The following financial statements of catTHIS HOLDINGS CORP. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.4 (File No. 333-264963) on February 7, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

catTHIS HOLDINGS CORP.
(Name of Registrant)

Date: April 14, 2023	By:	/s/ Yeo Choon Pin
	Title:	Director, Chief Executive Officer,
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

catTHIS Holdings Corp.

A-9-3, Northpoint Office,

Mid Valley City,

Lingkaran Syed Putra,

59200 Kuala Lumpur,

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of catTHIS Holdings Corp. and subsidiaries (the ‘Company’) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the each of two years in the year ended Deccember 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended December 31, 2022, the Company’s losses from operations, accumulated deficit and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recoverability and impairment of trade receivables

The Company’s trade receivables amounted USD78,337 as at December 31, 2022 represents approximately 48.75% of the Company’s total assets.

We focus and assess the recoverability of the trade receivables involved judgements and estimation uncertainty in analyzing historical trend of payment, indicators of expected credit losses (ECL) and customer payment terms. Auditing trade receivables is an essential component of the financial audit process.

Our audit procedures in this area among others to test the existence, completeness, accuracy, and valuation of trade receivables included the following:

(a)	Obtaining debtor confirmation requests to the Company’s customers to confirm the balances of their outstanding receivables;
(b)	Reviewing ageing analysis of receivables and testing the reliability thereof;
(c)	Reviewing subsequent collections for major receivables and overdue amount; and
(d)	Making inquiries of management regarding the action plans to recover overdue amount;

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)

We have served as the Company’s auditor since 2022.
Kuala Lumpur, Malaysia
April 14, 2023

CATTHIS HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	December 31	December 31
	(Audited)	(Audited)
	2022	2021

ASSETS
CURRENT ASSETS
Trade receivables	78,337	-
Deposits, prepayments and other receivables	8,337	13,616
Cash and cash equivalents	5,850	345,678
Total Current Assets	$92,524	$359,294

NON-CURRENT ASSETS
Property, plant and equipment	42,493	52,113
Intangible assets	9,245	12,376
Lease asset – right of use	16,426	35,300
Total Non-Current Assets	68,164	99,789
TOTAL ASSETS	$160,688	$459,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	12,599	-
Other payables and accrued liabilities	41,240	13,349
Amount due to director	95	100
Lease liabilities, short term	17,049	17,343
Total Current Liabilities	$70,983	$30,792

NON-CURRENT LIABILITY
Lease liabilities, long term	-	18,016
TOTAL LIABILITIES	$70,983	$48,808

STOCKHOLDERS’ EQUITY
SHAREHOLDER EQUITY
Common Shares, par value $0.0001; 600,000,000 shares authorized 126,737,500 shares issued and outstanding as of December 31, 2022	12,674	12,674
Additional paid-in capital	703,648	703,648
Foreign exchange translation adjustment	(14,636)	6,550
Accumulated deficit	(611,981)	(312,597)
TOTAL STOCKHOLDERS’ EQUITY	$89,705	$410,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,688	$459,083

See accompanying notes to consolidated financial statements.

CATTHIS HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE

YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31, 2022	For the period ended December 31, 2021

REVENUE	$193,614	$4,827

COST OF REVENUE	(91,488)	(3,017)

GROSS PROFIT	102,126	1,810

OTHER INCOME	8,343	356

SELLING AND DISTRIBUTION EXPENSES	(24,747)	(28,873)
GENERAL AND ADMINISTRATIVE EXPENSES	(354,045)	(281,825)
OTHER OPERATING EXPENSES	(31,061)	(4,065)

LOSS BEFORE INCOME TAX	(299,384)	(312,597)

INCOME TAX PROVISION	-	-

NET LOSS	$(299,384)	$(312,597)

Other comprehensive loss:
- Foreign currency translation gain	(21,186)	6,550

TOTAL COMPREHENSIVE LOSS	$(320,570)	$(306,047)

Net loss per share - Basic and diluted	(0.0025)	(0.0059)

Weighted average number of common shares outstanding - Basic and diluted	126,737,500	51,802,989

See accompanying notes to consolidated financial statements.

CATTHIS HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE

YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	FOREIGN EXCHANGE TRANSLATION ADJUSTMENT	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of January 4, 2021 (inception)	100,000	$10	$-	$-	$-	$10
Issuance of share capital – founder’s shares	123,117,500	12,312	-	-	-	12,312
Share issued in private placement completed on October 10, 2021 at $0.20 per share	3,520,000	352	703,648	-	-	704,000
Foreign exchange translation adjustment	-	-	-	6,550	-	6,550
Net loss	-	-	-	-	(312,597)	(312,597)
Balance as of December 31, 2021	126,737,500	$12,674	$703,648	$6,550	$(312,597)	$410,275
Foreign exchange translation adjustment	-	-	-	(21,186)	-	(21,186)
Net loss	-	-	-	-	(299,384)	(299,384)
Balance as of December 31, 2022	126,737,500	$12,674	$703,648	$(14,636)	$(611,981)	$89,705

See accompanying notes to consolidated financial statements

CATTHIS HOLDINGS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2022	For the period from January 4, 2021 to December 31, 2021
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(299,384)	(312,597)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expenses and amortization	29,680	3,900

Changes in operating assets and liabilities:
Trade receivables	(78,337)	-
Deposits, prepayments and other receivables	5,279	(13,616)
Operating lease liabilities	(16,458)	(1,403)
Trade payables	12,599	-
Other payables and accrued liabilities	27,891	13,349
Net cash used in operating activities	$(318,730)	(310,367)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,496)	(53,879)
Purchase of intangible assets	-	(13,027)
Net cash used in investing activity	$(3,496)	(66,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of share capital	-	716,312
Advance from director	-	100
Net cash generated from financing activities	$-	716,412

Effect of foreign exchange translation	$(17,602)	6,529

Net (decrease) / increase in cash and cash equivalents	$(339,828)	345,668
Cash and cash equivalents, beginning of period	$345,678	10
CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$5,850	345,678

See accompanying notes to consolidated financial statements.

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

catTHIS HOLDINGS CORP. was incorporated on January 04, 2021 under the laws of the state of Nevada.

The Company, through its subsidiary, engages in providing digital marketing service.

On June 25, 2021, the Company acquired 100% of the equity interests in catTHIS Holdings Corp. (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	catTHIS Holdings Corp.	Labuan / January 26, 2021	100 shares of ordinary share of US$1 each	Digital marketing service provider

For purposes of consolidated financial statement presentation, catTHIS Holdings Corp. and its subsidiary is hereinafter referred to as the “Company”.

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2022, the Company suffered an accumulated deficit of $611,981, net loss of $299,384 and negative operating cash flows of $318,730. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Basis of presentation

The consolidated financial statements for catTHIS Holdings Corp. and its subsidiaries for the year ended December 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of catTHIS Holdings Corp. and its wholly owned subsidiaries, catTHIS Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the year reported. Actual results may differ from these estimates.

Intangible assets, net

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the year ended December 31, 2022 the Company determined there were no indicators of impairment of intangible assets.

The amortization is provided on straight line method so as to write off the amortization amount of the respective classes of intangible assets as follows:

Rate %

Intangible asset	20%

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Categories	Estimated useful life	Depreciation rate
Office equipment	10 years	10%
Photography and videography equipment	5 years	20%

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations

Lease

The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term in accordance with ASC 842.

The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue recognition

The Company follows the guidance of ASC 606, “Revenue from Contracts”. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The revenue generated was a service fee paid by a client to carry out data analytic services in the Southeast Asia online grocery market.

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2022	2021

Year-end RM: US$1 exchange rate	4.4130	4.1660
Year-average RM: US$1 exchange rate	4.4005	4.1430

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayment, deposits, accounts payable and accrued liabilities and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. COMMON STOCK

On January 04, 2021, Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Mr. Yeo Choon Pin for initial working capital of $10. Mr. Yeo serves as our Chief Executive Officer, President, Secretary, Treasurer and as member of our Board of Directors.

On July 15, 2021 the Company issued 60,395,000 shares of restricted common stock, with a par value of $0.0001 per share, to Mr. Yeo Choon Pin in consideration of $6,039.50. The $6,039.50 in proceeds went to the Company to be used as working capital.

On August 15, 2021, the Company issued 4,639,050 shares of restricted common stock to Hoh Jee Choong with a par value of $0.0001 per share, in consideration of $464. The $464 in proceeds went to the Company to be used as working capital.

On August 15, 2021 the Company issued 3,568,500 shares of restricted common stock to Chong Kwong Hsein with a par value of $0.0001 per share, in consideration of $357. The $357 in proceeds went to the Company to be used as working capital.

On August 15, 2021, the Company issued 2,000,000 shares of restricted common stock to GreenPro Ventures Capital Limited with a par value of $0.0001 per share, in consideration of $200. The $200 in proceeds went to the Company to be used as working capital.

On August 15, 2021, the Company issued 1,070,550 shares of restricted common stock to Hoh Jei Munn with a par value of $0.0001 per share, in consideration of $107. The $107 in proceeds went to the Company to be used as working capital.

On August 15, 2021, the Company issued 713,700 shares of restricted common stock to Su Ching Pung with a par value of $0.0001 per share, in consideration of $71. The $71 in proceeds went to the Company to be used as working capital.

On August 15, 2021, the Company issued 713,700 shares of restricted common stock to Low En Lin Justin with a par value of $0.0001 per share, in consideration of $71. The $71 in proceeds went to the Company to be used as working capital.

On September 1, 2021, the Company issued 1,000,000 shares of restricted common stock to GreenPro Asia Strategic SPC – Greenpro Asia Strategic Fund SP with a par value of $0.0001 per share, in consideration of $100. The $100 in proceeds went to the Company to be used as working capital.

On September 5, 2021, the Company issued 12,000,000 shares of restricted common stock to Bezeus Sdn Bhd with a par value of $0.0001 per share, in consideration of $1,200. The $1,200 in proceeds went to the Company to be used as working capital.

On September 5, 2021, the Company issued 19,000,000 shares of restricted common stock to SEATech Ventures Corp with a par value of $0.0001 per share, in consideration of $1,900. The $1,900 in proceeds went to the Company to be used as working capital.

On September 5, 2021 the Company issued 6,000,000 shares of restricted common stock to CMK Ventures Sdn Bhd with a par value of $0.0001 per share, in consideration of $600. The $600 in proceeds went to the Company to be used as working capital.

On September 5, 2021, the Company issued 4,880,000 shares of restricted common stock to CT Talent Sdn Bhd with a par value of $0.0001 per share, in consideration of $488. The $488 in proceeds went to the Company to be used as working capital.

On September 5, 2021, the Company issued 3,568,500 shares of restricted common stock to Lee Boon Ping (Li WenBing) with a par value of $0.0001 per share, in consideration of $357. The $357 in proceeds went to the Company to be used as working capital.

On September 5, 2021, the Company issued 3,568,500 shares of restricted common stock to Lim Cheng Jeen with a par value of $0.0001 per share, in consideration of $357. The $357 in proceeds went to the Company to be used as working capital.

Between the period of September 10, 2021 to October 10, 2021, the Company sold shares of common stock to 106 foreign parties, all of which do not reside in the United States. A total of 3,520,000 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $704,000 and went to the Company to be used as working capital.

As of December 31, 2022, the Company had a total of 126,737,500 of its common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. CASH AND CASH EQUIVALENTS

As at December 31, 2022 and December 31, 2021, the Company recorded cash and cash equivalents of $5,850 and $345,678 which consists of cash on hand and bank balances.

5. TRADE RECEIVABLE

Trade receivable consisted of the following as of December 31, 2022, and December 31, 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Trade receivable	$78,337	$-
Total trade receivable	$78,337	$-

As of December 31, 2022, trade receivable of $78,337 which accounted 40% of total revenue of year December 31, 2022.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2022 and December 31, 2021 are summarized below:

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Cost	$57,375	53,879
Accumulated depreciation	(11,961)	(1,780)
Foreign exchange translation	(2,921)	14
Balance as at December 31, 2022, December 31, 2021	$42,493	52,113

This office equipment include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment.

For the year ended December 31, 2022, the depreciation of the property, plant and equipment was $10,181.

7. INTANGIBLE ASSETS

	As of December 31, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Cost	$13,027	13,027
Accumulated amortization	(3,128)	(656)
Foreign exchange translation	(654)	5
Balance as at December 31, 2022, December 31, 2021	$9,245	12,376

For the year ended December 31, 2022, the amortisation of the intangible assets was $2,472.

8. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$38,382
Less: imputed interest	(2,020)
Recognition as of December 1, 2021	$36,362

As of December 31, 2021, the operating lease right of use asset as follow:

Initial recognition as of December 1, 2021	$36,362
Accumulated amortization	(1,464)
Foreign exchange translation gain	402
Balance as of December 31, 2021	$35,300

As of December 31, 2021, the operating lease liability as follow:

Initial recognition as of December 1, 2021	$36,362
Less: gross repayment	(1,557)
Add: imputed interest	166
Foreign exchange translation loss	388
Balance as of December 31, 2021	$35,359
Less: lease liability current portion	(17,343)
Lease liability non-current portion	$18,016

For the period ended December 31, 2021, the amortization of the operating lease right of use asset was $1,464.

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2022 operating lease right of use asset as follow:

Initial recognition as of December 1, 2021	$36,362
Accumulated amortization	(17,839)
Foreign exchange translation loss	(2,910)
Balance as of December 31, 2022	$16,426

As of December 31, 2022, operating lease liability as follow:

Balance as of January 1, 2022	$35,359
Less: gross repayment	(17,839)
Add: imputed interest	1,381
Foreign exchange translation loss	(1,852)
Balance as of December 31, 2022	$17,049
Less: lease liability current portion	17,049
Lease liability non-current portion	$-

For the year ended December 31, 2022, the amortization of the operating lease right of use asset is $17,026.

9. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Other receivables, deposits paid and prepayments consisted of the following as of December 31, 2022 and December 31, 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Deposits	$8,337	$8,017
Prepayments	-	5,599
Total deposits, prepayments and other receivables	$8,337	$13,616

10. TRADE PAYABLE

Trade payable consisted of the following as of December 31, 2022, and December 31, 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Trade payable	$12,599	$-
Total trade payable	$12,599	$-

As of December 31, 2022, trade payable of $12,599 is charged by a related party, Resource 21 Sdn Bhd.

11. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as of December 31, 2022 and December 31, 2021

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Accruals	$20,280	$12,000
Other payables	20,960	1,349
Total other payables and accrued liabilities	$41,240	$13,349

12. AMOUNT DUE TO DIRECTOR

Amount due to director of the following as of December 31, 2022, and December 31, 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Amount due to director	$100	$100
Foreign exchange translation	(5)	-
Total amount due to director	$95	$100

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the year ended December 31, 2022, and 2021 of the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2022	For the period ended December 31, 2021
Tax jurisdictions from:
-Local	$(188,459)	(116,596)
-Foreign, representing
Labuan	$(110,925)	(196,001)
Loss before income tax	$(299,384)	(312,597)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2022	For the period ended December 31, 2021

Current:
- Local	$-	$-
-Foreign	-	-
Deferred:
- Local	-	-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and Labuan that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2022 the operations in the United States of America incurred $305,055 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of $64,062 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, catTHIS Holdings Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2022 and 2021:

		As of December 31, 2022 (Audited)		As of December 31, 2021 (Audited)

Deferred tax assets:
Net operating loss carry forwards	$		$
-United States of America		-		-
-Labuan		-		-
Less: valuation allowance		-		-
Deferred tax assets		$-		$-

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY TRANSACTIONS

SEATech Ventures (HK) Limited, through its wholly-owned subsidiary of SEATech Ventures Corp. is a 14.99% shareholder of the Company. During the year ended December 31, 2022, the Company have paid a further consulting fees amounting to $158,582 to SEATech Ventures (HK) Limited for business mentoring, nurturing, incubation services and corporate development advisory services. There were consultation fee amounting to $104,238 incurred during the period ended December 31, 2021. No amount due to SEATech Ventures (HK) Limited as of December 31, 2022 and December 31, 2021. There were Metaverse development costs amounting to $39,086 charged by related party, Resource 21 Sdn Bhd during the year ended December 31, 2022.

15. COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, and December 31, 2021, the Company has no commitments or contingencies involved.

16. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended December 31
	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$193,614	$-	100%	-%	$78,337	$-
	$193,614	$-	100%	-%	$78,337	$-

(b)	Major suppliers

For the year ended December 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended December 31
	2022	2021	2022	2021	2022	2021
	Cost of Sales		Percentage of Cost of Revenues		Accounts Payable, Trade
Supplier A	$51,790	$-	56.61%	-%	$12,599	$-
Supplier B	39,086	-	42.72%	-	-	-
	$90,876	$-	99.33%	-%	$12,599	$-

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RM converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

CATTHIS HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2022 AND FOR THE PERIOD ENDED DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended December 31, 2022
	United State (Nevada)	Malaysia (Labuan)	Singapore	Total

Revenues	$-	$193,614	$-	$193,614
Other income and gains	-	8,343	-	8,343
Cost of revenues	-	(91,488)	-	(91,488)
Administrative expenses	(188,459)	(165,586)	-	(354,045)
Other operating expenses	-	(31,061)	-	(31,061)
Selling and distribution expenses	-	(24,747)	-	(24,747)
Net loss	(188,459)	(110,925)	-	(299,384)

Total assets	$-	$160,688	$-	$160,688

	For the period ended December 31, 2021
	United State (Nevada)	Malaysia (Labuan)	Singapore	Total

Revenues	$-	$4,827	$-	$4,827
Other income and gains	-	356	-	356
Cost of revenues	-	(3,017)	-	(3,017)
Administrative expenses	(116,596)	(164,109)	(1,120)	(281,825)
Other operating expenses	-	(4,065)	-	(4,065)
Selling and distribution expenses	-	(28,873)	-	(28,873)
Net loss	(116,596)	(196,001)	-	(312,597)

Total assets	$2,192	$456,891	$-	$459,083

*Revenues and costs are attributed to countries based on the location of customers.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

