Form 10-Q
period 2023-03-31
CATTHIS HOLDINGS CORP
filed 2023-05-19
CIK 1911500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, $.0001 par value	126,737,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2022 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements for the Three months Ended March 31, 2023 and March 31, 2022 (unaudited)	F-6 - F-15
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	5
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	6
	SIGNATURES	7

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2023 and March 31, 2022 (unaudited)	F-6 - F-15

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	March 31, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Intangible asset	8,636	9,245
Plant and equipment, net	39,981	42,493
Lease asset – right of use	12,044	16,426
Total Non-Current Assets	60,661	68,164

CURRENT ASSETS
Trade receivables	47,338	78,337
Deposits , prepayments and other receivables	8,671	8,337
Cash and cash equivalents	8,166	5,850
Total Current Assets	$64,175	$92,524

TOTAL ASSETS	124,836	160,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payable	1,894	12,599
Other payables and accrued liabilities	46,550	41,240
Amount due to director	95	95
Lease liabilities, short term	12,497	17,049
Total Current Liabilities	$61,036	$70,983

TOTAL LIABILITIES	$61,036	$70,983

STOCKHOLDERS’ EQUITY
Common Shares, par value $0.0001; 600,000,000 shares authorized, 126,737,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	$12,674	$12,674
Additional paid in capital	703,648	703,648
Foreign exchange translation adjustment	(14,477)	(14,636)
Accumulated deficit	(638,045)	(611,981)
TOTAL STOCKHOLDERS’ EQUITY	$63,800	$89,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,836	$160,688

See accompanying notes to condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(Unaudited)	(Unaudited)

REVENUE	$34,123	$24,327

COST OF REVENUE	$(28,478)	$(16,779)

GROSS PROFIT	$5,645	$7,548

OTHER INCOME	$197	$1,115

SELLING AND DISTRIBUTION EXPENSES	(2,652)	(2,421)
GENERAL AND ADMINISTRATIVE EXPENSES	(21,470)	(115,258)
OTHER OPERATING EXPENSES	$(7,784)	$(8,120)

LOSS BEFORE INCOME TAX	$(26,064)	$(117,136)

INCOME TAX PROVISION	$-	$-

NET LOSS	$(26,064)	$(117,136)

OTHER COMPREHENSIVE LOSS
-Foreign currency translation	$159	$(2,423)

TOTAL COMPREHENSIVE LOSS	$(25,905)	$(119,559)

Net loss per share, basic and diluted:	$(0.0002)	$(0.0009)

Weighted average number of common shares outstanding – Basic and diluted	126,737,500	126,737,500

See accompanying notes to condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31, 2023 (Unaudited)

	COMMON STOCK		ADDITIONAL	FOREIGN EXCHANGE
	Number of shares	Amount	PAID-IN CAPITAL	TRANSLATION ADJUSTMENT	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of December 31, 2022	126,737,500	$12,674	$703,648	(14,636)	$(611,981)	$89,705
Foreign exchange translation adjustment	-	-	-	159	-	159
Net loss	-	-	-	-	(26,064)	(26,064)
Balance as of March 31, 2023	126,737,500	$12,674	$703,648	(14,477)	$(638,045)	$63,800

	Three Months Ended March 31, 2022 (Unaudited)

	COMMON STOCK		ADDITIONAL	FOREIGN EXCHANGE
	Number of shares	Amount	PAID-IN CAPITAL	TRANSLATION ADJUSTMENT	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of December 31, 2021	126,737,500	$12,674	$703,648	6,550	$(312,597)	$410,275
Foreign exchange translation adjustment	-	-	-	(2,423)	-	(2,423)
Net loss	-	-	-	-	(117,136)	(117,136)
Balance as of March 31, 2022	126,737,500	$12,674	$703,648	4,127	$(429,733)	$290,716

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(26,064)	(117,136)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expenses and amortization	7,587	7,667

Changes in operating assets and liabilities:
Trade receivables	30,999	(24,262)
Deposits, prepayments and other receivables	(334)	314
Operating lease liabilities	(4,581)	(4,199)
Trade payables	(10,705)	-
Other payables and accrued liabilities	5,310	(9,066)
Net cash provided by / (used in) operating activities	$2,212	(146,682)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of property, plant and equipment	-	(3,496)
Net cash used in investing activity	$-	(3,496)

Effect of foreign exchange translation	$104	(2,002)

Net increase / (decrease) in cash and cash equivalents	$2,316	(152,180)
Cash and cash equivalents, beginning of period	$5,850	345,678
CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$8,166	193,498

See accompanying notes to condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

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

Details of the Company’s subsidiary:

Company name		Place/date of incorporation	Particulars of issued capital	Principal activities

1.	catTHIS Holdings Corp.	Labuan, January 26, 2021	100 shares of ordinary share of US$ 1 each	Digital marketing service provider

For purposes of consolidated financial statement presentation, catTHIS Holdings Corp. and its subsidiary are hereinafter referred to as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for catTHIS Holdings Corp. and its subsidiaries (‘the Company’) for the three months ended March 31, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of catTHIS Holdings Corp. and its wholly owned subsidiary, catTHIS Holdings Corp. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Intangible assets, net

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the period ended March 31, 2023 the Company determined there were no indicators of impairment of intangible assets.

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

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

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

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of digital marketing services to customers.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2023, the Company suffered net loss of $26,064 and accumulated deficit of $638,045. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net loss per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31, 2023	As of and for the three months ended March 31, 2022

Period-end RM : US$1 exchange rate	4.4090	4.2040
Period-average RM : US$1 exchange rate	4.3959	4.1929

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayment, deposits, accounts payable and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No.2016-13, Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim period within those fiscal years, of which is effective for the Company on January 1, 2023.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecast. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Issued Accounting Standard

The Company reviews new accounting standards as issued. Management has not identified any other new standards that is believes will have a significant impact on the Company’s financial statements.

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of March 31, 2023 and December 31, 2022, the Company has an issued and outstanding common share of 126,737,500 and 126,737,500 respectively.

4. CASH AND CASH EQUIVALENTS

As of March 31, 2023 and December 31, 2022, the Company recorded cash and cash equivalents of $8,166 and $5,850 which consists of cash on hand and bank balances.

5. TRADE RECEIVABLE

Trade receivable consisted of the following as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Trade receivable	$47,338	$78,337
Total Trade receivable	$47,338	$78,337

The income generated was a result of branding and marketing service fees paid by corporate clients which include catalogue management services, video production and live streaming services via green-screen studio production.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2023 and December 31, 2022 are summarized below:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Cost	$57,375	57,375
Accumulated depreciation	(14,518)	(11,961)
Foreign exchange translation	(2,876)	(2,921)
Balance as at March 31, 2023, December 31, 2022	$39,981	42,493

This office equipment include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment.

For the period ended March 31, 2023, the depreciation of the property, plant and equipment was $2,557.

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. INTANGIBLE ASSETS

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Cost	$13,027	13,027
Accumulated amortization	(3,747)	(3,128)
Foreign exchange translation	(644)	(654)
Balance as at March 31, 2023, December 31, 2022	$8,636	9,245

For the year ended December 31, 2023, the amortization of the intangible assets was $619.

8. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of March 31, 2023 and December 31, 2022, operating lease right of use asset as follow:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Initial recognition as of December 1, 2021	$36,362	$36,362
Accumulated amortization	(22,250)	(17,839)
Foreign exchange translation loss	(2,068)	(2,910)
Balance	$12,044	$16,426

For the period ended March 31, 2023, the amortization of the operating lease right of use asset is $4,411.

As of March 31, 2023 and December 31, 2022 operating lease liability as follow:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Balance as of January 1, 2023 and January 1, 2022	$17,049	35,359
Less: gross repayment	(4,607)	(17,839)
Add: imputed interest	862	1,381
Foreign exchange translation loss	(807)	(1,852)
Balance as of March 31, 2023 and December 31, 2022	$12,497	17,049
Less: lease liability current portion	12,497	17,049
Lease liability non-current portion	$-	-

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Prepayment	$327	$-
Deposits	8,344	8,337
Total deposits, prepayments and other receivables	$8,671	$8,337

10. TRADE PAYABLE

Trade payable consisted of the following as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Trade payable	$1,894	$12,599
Total Trade payable	$1,894	$12,599

11. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following as at March 31, 2023 and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Accruals	3,685	20,280
Other payables	42,865	20,960
Total other payables and accrued liabilities	$46,550	$41,240

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. AMOUNT DUE TO DIRECTOR

Amount due to director of the following as of March 31, 2023, and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Amount due to director	$100	$100
Foreign exchange translation	(5)	(5)
Total amount due to director	$95	$95

The amount due to director is unsecured, interest-free with no fixed repayment term, for working initial capital purpose.

13. INCOME TAXES

For the period ended March 31, 2023 and March 31, 2022, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended March 31, 2023 (Unaudited)	Three months ended March 31, 2022 (Unaudited)

Tax jurisdictions from:
- Local	$(3,360)	$(4,188)
- Foreign, representing
Labuan	(22,704)	(112,948)

Loss before income tax	$(26,064)	$(117,136)

The provision for income taxes consisted of the following:

	Three months ended March 31, 2023 (Unaudited)	Three months ended March 31, 2022 (Unaudited)

Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
-Local	-	-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2023, the operations in the United States of America incurred $308,415 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of $64,767 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Labuan

Under the current laws of the Labuan, catTHIS Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

	Three months ended March 31, 2023 (Unaudited)	Three months ended March 31, 2022 (Unaudited)
Deferred tax assets:
Net operating loss carry forwards
-United States of America	$-	$-
-Labuan	-	-
	-	-
	$-	$-
Less: valuation allowance	-	-
Deferred tax assets	$-	$-

14. RELATED PARTY TRANSACTIONS

There were Metaverse development costs amounting to $9,099 charged by related party, Resource 21 Sdn Bhd during the period ended March 31, 2023.

15. COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no commitments or contingencies involved.

16. CONCENTRATIONS OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the three months ended March 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Trade receivable

Customer A	$34,123	$24,327	100%	100%	$47,338	$24,262
	$34,123	$24,327	100%	100%	$47,338	$24,262

(b) Major suppliers

For the three months ended March 31, 2023 and 2022, the supplier who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Cost of Sales		Percentage of Cost of Sales		Trade Payable
Supplier A	$27,298	$16,433	96%	98%	$1,894	$-
	$27,298	$16,433	96%	98%	$1,894	$-

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its account receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the three months ended March 31, 2023
	United State (Nevada)	Malaysia (Labuan)	Total

Revenues	$-	$34,123	$34,123
Other income and gains	-	197	197
Cost of revenues	-	(28,478)	(28,478)
Administrative expenses	(3,360)	(18,110)	(21,470)
Other operating expenses	-	(7,784)	(7,784)
Selling and distribution expenses	-	(2,652)	(2,652)
Net loss	(3,360)	(22,704)	(26,064)

Total assets	$-	$124,836	$124,836

	For the three months ended March 31, 2022
	United State (Nevada)	Malaysia (Labuan)	Total

Revenues	$-	$24,327	$24,327
Other income and gains	-	1,115	1,115
Cost of revenues	-	(16,779)	(16,779)
Administrative expenses	(4,188)	(111,070)	(115,258)
Other operating expenses	-	(8,120)	(8,120)
Selling and distribution expenses	-	(2,421)	(2,421)
Net loss	(4,188)	(112,948)	(117,136)

Total assets	$-	$326,035	$326,035

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after March 31, 2023 up through the date of May 15, 2023, the Company issued audited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 14, 2023, for the period ended December 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

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

Results of Operation

For the three months ended March 31, 2023

Revenues

For three months ended March 31, 2023, the Company has generated revenue of $34,123. The revenue generated was the result of branding and marketing service fees paid by corporate clients which include catalogue management services, video production and live streaming services via green-screen studio.

3

Cost of Revenue and Gross Profit

For the three months ended March 31, 2023, cost incurred arise in providing marketing service fees paid by corporate clients which include catalogue management services, video production and live streaming services via green-screen studio is $28,478 and generate a gross profit of $5,645.

Selling and distribution, general and administrative and other operating expenses

For the three months ended March 31, 2023, we had selling and distribution, general and administrative and other operating expenses in the amount of $31,906, which was primarily comprised of company subcontractor, rental, and upkeep of office expenses.

Net Loss

For the three months ended March 31, 2023, the Company has incurred a net loss of $26,064. The loss is mainly derived from the selling, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $8,166.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to expand our business in connection with ongoing operations. For the three months ended March 31, 2023, we have met these requirements primarily from previous sales of our common stock.

Cash Used In Operating Activities

For the three months ended March 31, 2023, net cash generate in operating activities was $2,212, which were the result of our growth of revenue.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2023.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No.2016-13, Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim period within those fiscal years, of which is effective for the Company on January 1, 2023.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecast. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Issued Accounting Standard

The Company reviews new accounting standards as issued. Management has not identified any other new standards that is believes will have a significant impact on the Company’s financial statements.

4

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

5

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

catTHIS Holdings Corp.
(Name of Registrant)

Date: May 19, 2023
	By:	/s/ Yeo Choon Pin
	Title:	Chief Executive Officer, Director

7