Form 10-Q
period 2023-06-30
CATTHIS HOLDINGS CORP
filed 2023-08-24
CIK 1911500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-264963

catTHIS HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1990019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A-9-3, Northpoint Office, Mid Valley City, Lingkaran Syed Putra, 59200, Kuala Lumpur, Malaysia.

Address of principal executive offices, including zip code

+(60)3 - 9775 6029

Registrant’s phone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2023
Common Stock, $0.0001 par value	126,737,500

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 (unaudited) and DECEMBER 31, 2022 (audited)

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	7,770	5,850
Trade receivables, net	$34,225	$78,337
Deposits, prepayments and other receivables	8,190	8,337
TOTAL CURRENT ASSETS	$50,185	$92,524

NON-CURRENT ASSETS
Right of use assets, net	7,161	16,426
Equipment, net	35,355	42,493
Intangible assets, net	7,575	9,245
TOTAL NON-CURRENT ASSETS	50,091	68,164

TOTAL ASSETS	$100,276	$160,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrual liabilities	36,326	41,240
Trade payables	$15,103	$12,599
Amount due to director	90	95
Lease liabilities, current portion	7,429	17,049
TOTAL CURRENT LIABILITIES	58,948	70,983

TOTAL LIABILITIES	$58,948	$70,983

STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common Shares, par value $0.0001; 600,000,000 shares authorized 126,737,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	12,674	12,674
Additional paid-in capital	703,648	703,648
Foreign exchange translation adjustment	(17,656)	(14,636)
Accumulated deficit	(657,338)	(611,981)
TOTAL STOCKHOLDERS’ EQUITY	$41,328	$89,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,276	$160,688

See accompanying notes to the unaudited condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUE	$32,746	$68,956	$66,869	$93,283

COST OF REVENUE	(26,197)	(18,423)	(54,675)	(35,202)

GROSS PROFIT	$6,549	$50,533	$12,194	$58,081

OTHER INCOME	120	6,796	317	7,911

SELLING AND DISTRIBUTION EXPENSES	(2,214)	(19,052)	(4,866)	(21,473)
GENERAL AND ADMINISTRATIVE EXPENSES	(16,280)	(172,750)	(37,750)	(288,009)
OTHER OPERATING EXPENSE	(7,468)	(10,304)	(15,252)	(18,424)

LOSS BEFORE INCOME TAX	(19,293)	(144,777)	(45,357)	(261,914)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(19,293)	(144,777)	(45,357)	(261,914)
OTHER COMPREHENSIVE INCOME/(LOSS):
- Foreign currency translation income/(loss)	(3,179)	(11,493)	(3,020)	(13,916)

TOTAL COMPREHENSIVE LOSS	(22,472)	(156,270)	(48,377)	(275,830)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.0002)	(0.0011)	(0.0004)	(0.0021)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	126,737,500	126,737,500	126,737,500	126,737,500

See accompanying notes to the unaudited condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
				FOREIGN
	NUMBER		Additional	EXCHANGE	Accumulated	Total
	OF		Paid-in	TRANSLATION	comprehensive	STOCKHOLDERS
	Shares	Amount	Capital	ADJUSTMENT	loss	EQUITY
Balance as of December 31, 2021	126,737,500	$12,674	$703,648	$6,550	$(312,597)	$410,275
Net loss for the period	-	-	-	-	(117,137)	(117,137)
Foreign currency translation	-	-	-	(2,423)	-	(2,423)
Balance as of March 31, 2022	126,737,500	$12,674	$703,648	$4,127	$(429,734)	$290,715
Net loss for the period	-	-	-	-	(144,777)	(144,777)
Foreign currency translation	-	-	-	(11,493)	-	(11,493)
Balance as of June 30, 2022	126,737,500	$12,674	$703,648	$(7,366)	$(574,511)	$134,445

	Common Stock			FOREIGN
	NUMBER		Additional	EXCHANGE	Accumulated	Total
	OF		Paid-in	TRANSLATION	comprehensive	STOCKHOLDERS
	Shares	Amount	Capital	ADJUSTMENT	loss	EQUITY
Balance as of December 31, 2022	126,737,500	$12,674	$703,648	$(14,636)	$(611,981)	$89,705
Net loss for the period	-	-	-	-	(26,064)	(26,064)
Foreign currency translation	-	-	-	159	-	159
Balance as of March 31, 2023	126,737,500	$12,674	$703,648	(14,477)	(638,045)	$63,800
Net loss for the period	-	-	-	-	(19,293)	(19,293)
Foreign currency translation	-	-	-	(3,179)	-	(3,179)
Balance as of June 30, 2023	126,737,500	$12,674	$703,648	(17,656)	(657,338)	41,328

See accompanying notes to consolidated financial statements

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Six Months Ended, June 30
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,357)	$(261,914)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	14,925	17,469

Changes in operating assets and liabilities:
Trade receivables	39,834	(45,397)
Deposits, prepayments and other receivables	(308)	1,649
Operating lease liabilities	(8,689)	(10,478)
Trade payables	3,192	14,754
Other payables and accrued liabilities	(2,663)	(11,317)
Net cash flows used in operating activities	$934	$(295,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(3,496)
Net cash flows used in investing activities	$-	$(3,496)

Effect of exchange rate changes	$986	$(10,614)

Net changes in cash and cash equivalents	1,920	(309,344)
Cash and cash equivalents, beginning of year	5,850	345,678

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,770	$36,334

See accompanying notes to the unaudited condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

catTHIS Holdings Corp. was incorporated on January 4, 2021 under the laws of the state of Nevada.

The Company, through its subsidiary, engages in providing digital marketing service.

On June 25, 2021 the Company acquired 100% of the equity interests in catTHIS Holdings Corp. (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia.

Details of the Company’s subsidiaries:

No.	Company Name	Domicile and Date of Incorporation	Particulars of Issued Capital	Principal Activities
1	catTHIS Holdings Corp.	Labuan, January 26, 2021	100 Share of Ordinary Share, US$1 each	Digital marketing service provider

For purposes of consolidated financial statement presentation, catTHIS Holdings Corp. and its subsidiary is hereinafter referred to as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for catTHIS Holdings Corp. and its subsidiary for the six months ended June 30, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of catTHIS Holdings Corp. and its wholly owned subsidiary. The Company has adopted December 31 as its fiscal year end.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Intangible assets, net

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the period ended June 30, 2023 the Company determined there were no indicators of impairment of intangible assets.

The amortization is provided on straight line method so as to write off the amortization amount of the respective classes of intangible assets as follows:

Asset Categories	Amortization Periods
Software and applications	5 years

Equipment, net

Equipment stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Asset Categories	Depreciation Periods
Office equipment	10 years
Photography and videography equipment	5 years

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

Income tax expense

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2023, the Company suffered net loss of $45,357 and accumulated deficit of $657,338. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	2023	2022
MYR : US$1 exchange rate, as of June 30, 2023	4.6679	4.4055
MYR : US$1 exchange rate, for six months ended June 30, 2023	4.4883	4.3506

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties, trade payables, other payables and accrual liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2023 and 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on January 1, 2023.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s unaudited condensed consolidated financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $45,357 for the six months ended June 30, 2023 resulting in accumulated deficit of $657,338.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire funding through public offering. If funding from public offering is insufficient, then the Company shall rely on the financial support from its controlling shareholder.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4. TRADE RECEIVABLE

	As of June 30, 2023	As of December 31, 2022
Trade receivable	$34,225	$78,337
Allowance for expected credit loss	-	-
Trade receivable, net	$34,225	$78,337

5. EQUIPMENT

	As of June 30, 2023	As of December 31, 2022
Office equipment, cost	6,362	6,729
Photography & videography equipment, cost	44,988	47,587
Total equipment	51,350	54,316
Accumulated depreciation	(15,995)	(11,823)
Total equipment, net	$35,355	$42,493

Office equipment include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment.

For the six months ended June, 2023 and 2022, the depreciation of equipment amounted $5,010 and $5,225.

6. INTANGIBLE ASSETS

	As of June 30, 2023	As of December 31, 2022
Software and applications, cost	11,654	12,327
Accumulated amortization	(4,079)	(3,082)
Software and applications, net	$7,575	$9,245

For the six months ended June, 2023 and 2022, the amortization of intangible assets amounted $1,212 and $1,273.

7. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

Right-Of-Use Assets
Balance as of December 31, 2022	$16,426
Amortization for the six months ended June, 2023	(8,703)
Adjustment for foreign currency translation difference	(562)
Balance as of June 30, 2023	7,161

Lease Liability
Balance as of December 31, 2022	$17,049
Add: imputed interest	321
Less: gross repayment	(9,358)
Adjustment for foreign currency translation difference	(583)
Balance as of June 30, 2023	7,429

Lease liability current portion	7,429
Lease liability non-current portion	$-

8. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	As of June 30, 2023	As of December 31, 2022
Prepayment	$309	$-
Deposits	7,881	8,337
Total deposits, prepayments and other receivables	$8,190	$8,337

Deposits includes rental and utility deposit and car park deposits, while prepayment consist solely of car park rental prepayment.

9. OTHER PAYABLES AND ACCURED LIABILITIES

	As of June 30, 2023	As of December 31, 2022
Accruals	$13,699	$20,280
Other payables	22,627	20,960
Total other payable and accrued liabilities	36,326	41,240

Other payables consist primarily of outstanding audit fee and marketing expenses while accruals consist primarily of outstanding salary and subcontractor fee.

10. AMOUNT DUE TO A DIRECTOR

Amount due to a director consist solely of paid-up capital of subsidiary paid by director on behalf of the Company.

11. INCOME TAXES

The loss before income taxes of the Company for the six months ended June 30, 2023 and 2022 were comprised of the following:

	For the six months ended June 30
	2023	2022
Tax jurisdictions from:
– Local	$(10,229)	$(165,359)

– Foreign, representing:
Labuan	(35,128)	(96,555)
Loss before income taxes	$(45,357)	$(261,914)

Provision for income taxes consisted of the following:

For the six months ended June 30
	2023	2022
Current:
–Local	$-	$-
–Foreign:	-	-
Deferred:
–Local	-	-
–Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The net operating loss carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Under the current laws of the Labuan, catTHIS Holdings Corp. is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30 and December 31, 2022:

	As of	As of
	June 30, 2023	December 31, 2022
Deferred tax assets:

Cumulative tax credit from operating loss carryforwards
– United States of America	$61,192	$59,210
– Labuan	9,410	8,777

Less: valuation allowance	(70,602)	(67,987)
Deferred tax assets	$-	$-

12. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customer

For the three months ended June 30, 2023, and 2022 for the customer who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Trade receivable
Customer A	32,746	68,956	100%	100%	34,225	45,397
Total	32,746	68,956	100%	100%	34,255	45,397

For the six months ended June 30, 2023, and 2022 for the customer who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Trade receivable
Customer A	66,869	93,283	100%	100%	34,225	45,397
Total	66,869	93,283	100%	100%	34,255	45,397

(b) Major supplier

For the three months ended June 30, 2023, and 2022 for the supplier who accounted for 10% or more of the Company’s cost of revenue and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Cost of sales		Percentage of cost of revenue		Trade payable
Supplier A	26,197	18,423	100%	100%	15,103	14,754
Total	26,197	18,423	100%	100%	15,103	14,754

For the six months ended June 30, 2023, and 2022 for the supplier who accounted for 10% or more of the Company’s cost of revenue and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Cost of sales		Percentage of cost of revenue		Trade payable
Supplier A	53,495	35,202	98%	100%	15,103	14,754
Total	53,495	35,202	98%	100%	15,103	14,754

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

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RM converted to USD on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

13. SEGMENT REPORTING

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Business Segment:

	Six Months Ended June 30, 2023
	Digital Catalogue Management Service	Total
Revenue	$66,869	$66,869
Cost of revenue	(54,675)	(54,675)
Gross profit	$12,194	$12,194
Selling, general and administrative expenses and other income	(57,551)	(57,551)
Net loss	$(45,357)	$(45,357)

Total assets	$100,276	100,276

	Six Months Ended June 30, 2022
	Digital Catalogue Management Service	Total
Revenue	$93,283	$93,283
Cost of revenue	(35,202)	(35,202)
Gross profit	$58,081	$58,081
Selling, general and administrative expenses and other income	(319,995)	(319,995)
Loss from operation	$(261,914)	$(261,914)

Total assets	$184,797	184,797

By Geography:

	Six Months Ended June 30, 2023
	United State (Nevada)	Malaysia (Labuan)	Total
Revenue	$-	$66,869	$66,869
Cost of revenue	-	(54,675)	(54,675)
Gross profit	$-	$12,194	$12,194
Selling, general and administrative expenses and other income	(10,229)	(47,322)	(57,551)
Loss from operation	$(10,229)	$(35,128)	$(45,357)

Total assets	$-	100,276	100,276

	Six Months Ended June 30, 2022
	United State (Nevada)	Malaysia (Labuan)	Total
Revenue	$-	$93,283	$93,283
Cost of revenue	-	(35,202)	(35,202)
Gross profit	$-	$58,081	$58,081
Selling, general and administrative expenses and other income	(165,359)	(154,636)	(319,995)
Loss from operation	$(165,359)	$(96,555)	$(261,914)

Total assets	$-	184,797	184,797

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023 up through the date the Company presented these audited financial statements.

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

Results of Operations

Revenue, cost of revenue and gross profit

For six months ended June 30, 2023 and 2022, the Company has generated revenue of $66,869 and $93,283.

For three months ended June 30, 2023 and 2022, the Company has generated revenue of $32,746 and $68,956.

The revenue generated was the result of branding and marketing service fees paid by corporate clients which include catalogue management services, video production and live streaming services via green-screen studio.

For the six months ended June 30, 2023 and 2022, the Company has incurred cost of revenue of $54,675 and $35,502.

For the three months ended June 30, 2023 and 2022, the Company has incurred cost of revenue of $26,197 and $18,423.

Cost of revenue incurred arise in providing marketing service fees paid by corporate clients which include catalogue management services, video production and live streaming services via green-screen studio.

As a result, for six months ended June 30, 2023 and 2022, the Company has generated gross profit of $12,194 and $58,081.

While for three months ended June 30, 2023 and 2022, the Company has generated gross profit of $6,549 and $50,533.

Selling, Distribution and General and Administrative Expenses

For the six months ended June 30, 2023 and 2022, the Company incurred selling and distribution expenses amounted $4,866 and $21,473.

For three months ended June 30, 2023 and 2022, the Company incurred selling and distribution expenses amounted $2,214 and $19,052.

Selling and distribution expenses primarily consist of advertisement, event, marketing fee, travelling expenses and website maintenance.

For the six months ended June 30, 2023 and 2022, the Company incurred general and administrative expenses amounted $37,750 and $288,009.

For three months ended June 30, 2023 and 2022, the Company incurred general and administrative expenses amounted $16,280 and $172,750.

General and administrative expenses primarily consist of subcontractor fee, secretary fee, utility and rental expenses. Significant decrease general and administrative expenses were due to a one off payment made for consultation purpose for OTC Market quotation in year 2022.

For the six months ended June 30, 2023 and 2022, the Company incurred other expenses amounted $15,252 and $18,424.

For three months ended June 30, 2023 and 2022, the Company incurred other expenses amounted $7,468 and $10,304.

Other expenses consist of depreciation of equipment, right of use assets and software and application amortization.

Net Loss

For the six months ended June 30, 2023 and 2022, the Company has incurred a net loss of $45,357 and $261,914 respectively.

For the three months ended June 30, 2023 and 2022, the Company has incurred a net loss of $19,293 and $144,777 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended June 30, 2023, the Company has generated $934 in operating activities primarily caused by depreciation and amortization expense, increase in trade payable and decrease in trade receivable contra by net loss from operating, increase in deposits, prepayments and other receivable, decrease in other payable and repayment of lease liability.

For the six months ended June 30, 2022, the Company has used $295,234 in operating activities primarily caused by net loss from operating, increase in trade receivable, repayment of lease liability and other payables and accrued liabilities contra by depreciation and amortization expenses and increase in trade payables.

Cash Used In Investing Activities

No investing activities has occurred for the six months ended June 30, 2023.

For the six months ended June 30, 2022, the Company has invested $3,496 in investing activity for the acquisition of office equipment.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2023.

Contractual Obligations

As of June 30, 2023, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

101..INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

catTHIS Holdings Corp.
(Name of Registrant)

Date: August 24, 2023

	By:	/s/ Yeo Choon Pin
	Name:	Yeo Choon Pin
	Title:	Chief Executive Officer, Director

