Form 10-Q
period 2023-09-30
CATTHIS HOLDINGS CORP
filed 2023-11-22
CIK 1911500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2023
Common Stock, $0.0001 par value	126,737,500

2

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 (unaudited) and DECEMBER 31, 2022 (audited)

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,382	5,850
Trade receivables, net	$23,615	$78,337
Deposits, prepayments and other receivables	8,272	8,337
TOTAL CURRENT ASSETS	$35,269	$92,524

NON-CURRENT ASSETS
Right of use assets, net	2,866	16,426
Equipment, net	32,731	42,493
Intangible assets, net	6,947	9,245
TOTAL NON-CURRENT ASSETS	42,544	68,164

TOTAL ASSETS	$77,813	$160,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrual liabilities	136,531	41,240
Trade payables	$38,202	$12,599
Amount due to a director	89	95
Lease liabilities, current portion	2,973	17,049
TOTAL CURRENT LIABILITIES	177,795	70,983

TOTAL LIABILITIES	$177,795	$70,983

STOCKHOLDERS’ EQUITY
Stockholders’ equity
Common Shares, par value $0.0001; 600,000,000 shares authorized 126,737,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12,674	12,674
Additional paid-in capital	703,648	703,648
Foreign exchange translation adjustment	(15,866)	(14,636)
Accumulated deficit	(800,438)	(611,981)
TOTAL STOCKHOLDERS’ EQUITY	$(99,982)	$89,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,813	$160,688

See accompanying notes to the unaudited condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE	$32,390	$66,903	$99,259	$160,186

COST OF REVENUE	(25,912)	(27,339)	(80,587)	(62,541)

GROSS PROFIT	$6,478	$39,564	$18,672	$97,645

OTHER INCOME	48	443	365	8,354

SELLING AND DISTRIBUTION EXPENSES	(10,618)	(2,570)	(15,483)	(24,043)
GENERAL AND ADMINISTRATIVE EXPENSES	(131,621)	(19,050)	(169,372)	(307,059)
OTHER OPERATING EXPENSE	(7,387)	(9,997)	(22,639)	(28,420)

LOSS BEFORE INCOME TAX	(143,100)	8,390	(188,457)	(253,523)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(143,100)	8,390	(188,457)	(253,523)
OTHER COMPREHENSIVE INCOME/(LOSS):
- Foreign currency translation income/(loss)	1,790	(7,105)	(1,230)	(21,022)

TOTAL COMPREHENSIVE INCOME/(LOSS)	(141,310)	1,285	(189,687)	(274,545)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.0011)	(0.0000)	(0.0015)	(0.0022)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	126,737,500	126,737,500	126,737,500	126,737,500

See accompanying notes to the unaudited condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock			FOREIGN
	NUMBER		Additional	EXCHANGE	Accumulated	Total
	OF		Paid-in	TRANSLATION	comprehensive	STOCKHOLDERS’
	Shares	Amount	Capital	ADJUSTMENT	loss	EQUITY
Balance as of December 31, 2021	126,737,500	$12,674	$703,648	$6,550	$(312,597)	$410,275
Net loss for the period	-	-	-	-	(117,137)	(117,137)
Foreign currency translation	-	-	-	(2,423)	-	(2,423)
Balance as of March 31, 2022	126,737,500	$12,674	$703,648	$4,127	$(429,734)	$290,715
Net loss for the period	-	-	-	-	(144,777)	(144,777)
Foreign currency translation	-	-	-	(11,493)	-	(11,493)
Balance as of June 30, 2022	126,737,500	$12,674	$703,648	$(7,366)	$(574,511)	$134,445
Net profit for the period	-	-	-	-	8,390	8,390
Foreign currency translation	-	-	-	(7,105)	-	(7,105)
Balance as of September 30, 2022	126,737,500	$12,674	$703,648	$(14,471)	$(566,121)	$135,730

	Common Stock			FOREIGN
	NUMBER		Additional	EXCHANGE	Accumulated	Total
	OF		Paid-in	TRANSLATION	comprehensive	STOCKHOLDERS’
	Shares	Amount	Capital	ADJUSTMENT	loss	EQUITY
Balance as of December 31, 2022	126,737,500	$12,674	$703,648	$(14,636)	$(611,981)	$89,705
Net loss for the period	-	-	-	-	(26,064)	(26,064)
Foreign currency translation	-	-	-	159	-	159
Balance as of March 31, 2023	126,737,500	$12,674	$703,648	$(14,477)	$(638,045)	$63,800
Net loss for the period	-	-	-	-	(19,293)	(19,293)
Foreign currency translation	-	-	-	(3,179)	-	(3,179)
Balance as of June 30, 2023	126,737,500	$12,674	$703,648	$(17,656)	$(657,338)	$41,328
Net loss for the period	-	-	-	-	(143,100)	(143,100)
Foreign currency translation	-	-	-	1,790	-	1,790
Balance as of September 30, 2023	126,737,500	$12,674	$703,648	$(15,866)	$(800,438)	$(99,982)

See accompanying notes to consolidated financial statements

CATTHIS HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended, September 30
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(188,457)	$(253,523)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	22,247	27,068

Changes in operating assets and liabilities:
Trade receivables	51,752	(86,189)
Deposits, prepayments and other receivables	(459)	2,903
Operating lease liabilities	(13,508)	(16,836)
Trade payables	27,316	23,271
Other payables and accrued liabilities	101,310	(9,115)
Net cash flows provided by/(used in) operating activities	$201	$(312,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(3,496)
Net cash flows used in investing activities	$-	$(3,496)

Effect of exchange rate changes	$(2,669)	$(14,911)

Net changes in cash and cash equivalents	(2,468)	(330,828)
Cash and cash equivalents, beginning of year	5,850	345,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,382	$14,850

See accompanying notes to the unaudited condensed consolidated financial statements.

CATTHIS HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for catTHIS Holdings Corp. and its subsidiary for the nine months ended September 30, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of catTHIS Holdings Corp. and its wholly owned subsidiary. The Company has adopted December 31 as its fiscal year end.

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

Intangible assets, net

The Company follows ASC 360 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. For the period ended September 30, 2023 the Company determined there were no indicators of impairment of intangible assets.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2023, the Company suffered net loss of $188,457 and accumulated deficit of $800,438. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	2023	2022
MYR : US$1 exchange rate, as of September 30, 2023	4.6987	4.4130
MYR : US$1 exchange rate, for nine months ended September 30, 2023	4.5359	4.4005

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivables, deposits, prepayments and other receivables, amount due to related parties, trade payables, other payables and accrual liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

As of September 30, 2023 and 2022, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $188,457 for the nine months ended September 30, 2023 resulting in accumulated deficit of $800,438.

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

4. TRADE RECEIVABLES

	As of September 30, 2023	As of December 31, 2022
Trade receivables	$23,615	$78,337
Allowance for expected credit loss	-	-
Trade receivable, net	$23,615	$78,337

5. EQUIPMENT

	As of September 30, 2023	As of December 31, 2022
Office equipment, cost	6,320	6,729
Photography & videography equipment, cost	44,693	47,587
Total equipment	51,013	54,316
Accumulated depreciation	(18,282)	(11,823)
Total equipment, net	$32,731	$42,493

Office equipment include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment.

For the nine months ended September, 2023, the depreciation of equipment amounted $7,439.

6. INTANGIBLE ASSETS

	As of September 30, 2023	As of December 31, 2022
Software and applications, cost	11,578	12,327
Accumulated amortization	(4,631)	(3,082)
Software and applications, net	$6,947	$9,245

For the nine months ended September, 2023, the amortization of intangible assets amounted $1,800.

7. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

Right-Of-Use Assets
Balance as of December 31, 2022	$16,426
Amortization for the nine months ended September, 2023	(13,015)
Adjustment for foreign currency translation difference	(545)
Balance as of September 30, 2023	2,866

Lease Liability
Balance as of December 31, 2022	$17,049
Add: imputed interest	385
Less: gross repayment	(13,508)
Adjustment for foreign currency translation difference	(953)
Balance as of September 30, 2023	2,973

Lease liability current portion	2,973
Lease liability non-current portion	$-

8. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	As of September 30, 2023	As of December 31, 2022
Prepayment	$408	$-
Deposits	7,864	8,337
Total deposits, prepayments and other receivables	$8,272	$8,337

Deposits includes rental and utility deposit and car park deposits, while prepayment consist solely of car park rental prepayment.

9. OTHER PAYABLES AND ACCURED LIABILITIES

	As of September 30, 2023	As of December 31, 2022
Accruals	$-	$20,280
Other payables	136,531	20,960
Total other payable and accrued liabilities	136,531	41,240

Other payables consist primarily of outstanding audit fee, marketing expenses and professional fee while accruals consist primarily of outstanding salary and subcontractor fee.

10. AMOUNT DUE TO A DIRECTOR

Amount due to a director consist solely of paid-up capital of subsidiary paid by director on behalf of the Company.

11. INCOME TAXES

The loss before income taxes of the Company for the nine months ended September 30, 2023 and 2022 were comprised of the following:

	For the nine months ended September 30
	2023	2022
Tax jurisdictions from:
– Local	$(133,939)	$(169,263)

– Foreign, representing:
Labuan	(54,518)	(84,260)
Loss before income taxes	$(188,457)	$(253,523)

Provision for income taxes consisted of the following:

For the nine months ended September 30
	2023	2022
Current:
–Local	$-	$-
–Foreign:	-	-
Deferred:
–Local	-	-
–Foreign	-	-
	$-	$-

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Deferred tax assets:

Cumulative tax credit from operating loss carryforwards
– United States of America	$86,784	$59,210
– Labuan	9,937	8,777

Less: valuation allowance	(96,721)	(67,987)
Deferred tax assets	$-	$-

12. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customer

For the three months ended September 30, 2023, and 2022 for the customer who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Trade receivable
Customer A	32,390	66,903	100%	100%	23,615	86,186
Total	32,390	66,903	100%	100%	23,615	86,186

For the nine months ended September 30, 2023, and 2022 for the customer who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of revenue		Trade receivable
Customer A	99,259	160,186	100%	100%	23,615	86,186
Total	99,259	160,186	100%	100%	23,615	86,186

(b) Major supplier

For the three months ended September 30, 2023, and 2022 for the supplier who accounted for 10% or more of the Company’s cost of revenue and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Cost of sales		Percentage of cost of revenue		Trade payable
Supplier A	25,912	27,339	100%	100%	38,202	23,271
Total	25,912	27,339	100%	100%	38,202	23,271

For the nine months ended September 30, 2023, and 2022 for the supplier who accounted for 10% or more of the Company’s cost of revenue and its accounts payable balance at period-end are presented as follows:

	2023	2022	2023	2022	2023	2022
	Cost of sales		Percentage of cost of revenue		Trade payable
Supplier A	80,587	52,435	100%	83.84%	38,202	14,006
Supplier B	-	9,589	0%	15.33%	-	9,265
Total	80,587	62,024	100%	99.17%	38,202	23,271

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Business Segment:

	Nine Months Ended September 30, 2023
	Digital Catalogue Management Service	Total
Revenue	$99,259	$99,259
Cost of revenue	(80,587)	(80,587)
Gross profit	$18,672	$18,672
Selling, general and administrative expenses and other income	(207,129)	(207,129)
Net loss	$(188,457)	$(188,457)

Total assets	$77,813	77,813

	Nine Months Ended September 30, 2022
	Digital Catalogue Management Service	Total
Revenue	$160,186	$160,186
Cost of revenue	(62,541)	(62,541)
Gross profit	$97,645	$97,645
Selling, general and administrative expenses and other income	(351,168)	(351,168)
Loss from operation	$(253,523)	$(253,523)

Total assets	$188,955	188,955

By Geography:

	Nine Months Ended September 30, 2023
	United State (Nevada)	Malaysia (Labuan)	Total
Revenue	$-	$99,259	$99,259
Cost of revenue	-	(80,587)	(80,587)
Gross profit	$-	$18,672	$18,672
Selling, general and administrative expenses and other income	(133,939)	(73,190)	(207,129)
Loss from operation	$(133,939)	$(54,518)	$(188,457)

Total assets	$-	$77,813	$77,813

	Nine Months Ended September 30, 2022
	United State (Nevada)	Malaysia (Labuan)	Total
Revenue	$-	$160,186	$160,186
Cost of revenue	-	(62,541)	(62,541)
Gross profit	$-	$97,645	$97,645
Selling, general and administrative expenses and other income	(169,263)	(181,905)	(351,168)
Loss from operation	$(169,263)	$(84,260)	$(253,523)

Total assets	$-	188,955	188,955

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023 up through the date the Company presented these audited financial statements.

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

Results of Operations

Revenue, cost of revenue and gross profit

For nine months ended September 30, 2023 and 2022, the Company has generated revenue of $99,259 and $160,186.

For three months ended September 30, 2023 and 2022, the Company has generated revenue of $32,390 and $66,903.

The revenue generated was the result of branding and marketing service fees paid by corporate clients which include catalogue management services, video production and live streaming services via green-screen studio.

For the nine months ended September 30, 2023 and 2022, the Company has incurred cost of revenue of $80,587 and $62,541.

For the three months ended September 30, 2023 and 2022, the Company has incurred cost of revenue of $25,912 and $27,339.

Cost of revenue incurred arise in providing marketing service fees paid by corporate clients which include catalogue management services, video production and live streaming services via green-screen studio.

As a result, for nine months ended September 30, 2023 and 2022, the Company has generated gross profit of $18,672 and $97,645.

While for three months ended September 30, 2023 and 2022, the Company has generated gross profit of $6,478 and $39,564.

Selling, Distribution and General and Administrative Expenses

For the nine months ended September 30, 2023 and 2022, the Company incurred selling and distribution expenses amounted $15,483 and $24,043.

For three months ended September 30, 2023 and 2022, the Company incurred selling and distribution expenses amounted $10,618 and $2,570.

Selling and distribution expenses primarily consist of advertisement, event, marketing fee, travelling expenses and website maintenance.

For the nine months ended September 30, 2023 and 2022, the Company incurred general and administrative expenses amounted $169,372 and $307,059.

For three months ended September 30, 2023 and 2022, the Company incurred general and administrative expenses amounted $131,621 and $19,050.

General and administrative expenses primarily consist of subcontractor fee, secretary fee, utility and rental expenses.

For the nine months ended September 30, 2023 and 2022, the Company incurred other expenses amounted $22,639 and $28,420.

For three months ended September 30, 2023 and 2022, the Company incurred other expenses amounted $7,387 and $9,997.

Other expenses consist of depreciation of equipment, right of use assets and software and application amortization.

Net Loss

For the nine months ended September 30, 2023 and 2022, the Company has incurred a net loss of $188,457 and $253,523 respectively.

For the three months ended September 30, 2023 and 2022, the Company has incurred a net loss of $143,100 and net profit of $8,390 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended September 30, 2023, the Company has generated $201 in operating activities primarily attributable to depreciation and amortization expense, decrease in trade receivables, increase in trade payables, increase in other payables and accrued liabilities, increase in deposits, prepayments and other receivables, and repayment of lease liability.

For the nine months ended September 30, 2022, the Company has used $312,421 in operating activities primarily caused by net loss from operating, increase in trade receivables, repayment of lease liability and other payables and accrued liabilities contra by depreciation and amortization expenses, decrease in deposits, prepayments and other receivables and increase in trade payables.

Cash Used In Investing Activities

No investing activities has occurred for the nine months ended September 30, 2023.

For the nine months ended September 30, 2022, the Company has invested $3,496 in investing activity for the acquisition of office equipment.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2023.

Contractual Obligations

As of September 30, 2023, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 21, 2023

	By:	/s/ Yeo Choon Pin
	Name:	Yeo Choon Pin
	Title:	Chief Executive Officer, Director

